Form 10-K
period 1993-12-31
FORD CREDIT 1993-A GRANTOR TRUST
filed 1994-03-18
CIK 896328

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                                FORM 10-K

(Mark One)

 XX ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ----EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended DECEMBER 31, 1993

                    OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- ----SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                 to
                              -----------------  ------------------
Commission file number 33-44644



                     FORD CREDIT 1993-A GRANTOR TRUST
          (Ford Credit Auto Receivables Corporation - Originator)
           -----------------------------------------------------
           (Exact name of registrant as specified in its charter)


State of Incorporation:  Delaware


Employer Identification No.:  38-2973806


Address of principal executive offices:  The American Road
                                         Dearborn, Michigan 48121


Registrant's telephone number, including area code:  (313)322-3000


Securities registered pursuant to Section 12(b) of the Act:  NONE


Securities registered pursuant to Section 12(g) of the Act:  NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(c) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.    XX  Yes       No
       ------    ------

                                 PART I.
ITEM 1.  BUSINESS

Ford Credit Auto Receivables Corporation ("FCARC") established the Ford Credit 1993-A Grantor Trust (the "Trust") as of January 1, 1993 by selling and assigning to Chemical Bank, as Trustee (the "Trustee"), property including a pool of retail installment sale contracts secured by new and used automobiles and light trucks (the "Receivables"), certain monies due thereunder, security interests in the vehicles financed thereby and certain other property in exchange for certificates representing fractional undivided interests in the Trust (the "Certificates") consisting of two Classes of Certificates: a) the Class A Certificates evidencing in the aggregate an undivided ownership interest of 92% of the Trust, which were sold to the public, and b) the Class B Certificate evidencing in the aggregate an undivided ownership interest of 8% of the Trust, which were retained by FCARC. The Trust does not intend to acquire additional retail installment sale contracts and therefore the Receivable portfolio will continue to liquidate.

Ford Motor Credit Company ("Ford Credit") services the Receivables pursuant to a Pooling and Servicing Agreement dated as of January 1, 1993 (the "Agreement") and is compensated for acting as the Servicer. In order to facilitate its servicing functions and minimize administrative burdens and expenses, Ford Credit, as Servicer, retains physical possession of the Receivables and documents relating thereto as custodian for the Trustee.

The rights of the holders of the Class B Certificates to receive distributions with respect to the Receivables are subordinated, to the extent described in the Agreement, to the rights of the holders of the Class A Certificates.

ITEM 2.  PROPERTIES

The property of the Trust includes retail installment sale contracts originated on or after January 1, 1992 between dealers (the "Dealers") and retail purchasers (the "Obligors") secured by new and used automobiles and light trucks (the "Financed Vehicles") and, in general, all payments due thereunder on or after January 1, 1993 (the "Cutoff Date").

The Receivables were originated by Dealers in accordance with Ford Credit's requirements under agreements with Dealers, for assignment to Ford Credit, have been so assigned and were sold to FCARC by Ford Credit pursuant to a Purchase Agreement dated January 1, 1993 ("Purchase Agreement), are serviced by Ford Credit, and evidence the indirect financing made available by Ford Credit to the Obligors. The property of the Trust also includes (i) such amounts as from time to time may be held in separate trust accounts established and maintained pursuant to the Agreement, and the proceeds of such accounts, (ii) security interests in the Financed Vehicles and any accessions thereto, (iii) any Dealer Recourse, (iv) the right to proceeds of credit life, credit disability, and physical damage insurance policies covering the Financed Vehicles, (v) the rights of FCARC under the Purchase Agreement and (vi) certain rebates of premiums and other amounts relating to certain insurance policies and other items financed under the Receivables in effect as of the January 1, 1993 (the "Cutoff Date").

Additionally, pursuant to agreements between Ford Credit and the Dealers, the Dealers are obligated to repurchase from Ford Credit Receivables which do not meet certain representations made by the Dealers, as well as those covered by recourse plans ("Dealer Recourse").

The Receivables were purchased by Ford Credit in the ordinary course of business in accordance with Ford Credit's underwriting standards, which emphasize the Obligor's ability to pay and creditworthiness, as well as the asset value of the Financed Vehicle.

The Receivables were selected from Ford Credit's portfolio by several criteria, including the following: each Receivable (i) was originated in the United States, (ii) has a contractual Annual Percentage Rate ("APR") that equals or exceeds 7.25%, (iii) provides for level monthly payments which provide interest at the APR and fully amortize the amount financed over an original term no greater than 60 months, (iv) was not more than 30 days past due as of the Cutoff Date and has never been extended, (v) is attributable to the purchase of a new or automobile or light truck, and (vi) was originated on or after January 1, 1992.

The Receivables were selected at random from Ford Credit's retail installment sale contracts meeting the criteria described above, and no selection procedures believed to be adverse to the Certificateholders were utilized in selecting the Receivables from qualifying retail installment sale contracts.

In addition to required repurchases by the Dealers in cases of misrepresentations as stated above, on January 1, 1992, 2.1% of the Receivables provided recourse to the Dealer which originated the Receivables. Dealers are generally obligated under these recourse plans for payment of the unpaid principal balance of a defaulted contract, unless Ford Credit fails to repossess the vehicle and deliver it to the Dealer within 90 days after default. The Dealer's obligation generally terminates after the first 24 monthly payments are made under the related contract.

All the Receivables are prepayable at any time. If prepayments are received on the Receivables, the actual weighted average life of the Receivables will be shorter than that scheduled weighted average life, which is based on the assumptions that payments will be made as scheduled, and that no prepayments will be made. (For this purpose the term "prepayments" includes liquidations due to default, as well as receipt of proceeds from credit life, credit disability, and casualty insurance policies.) Weighted average life means the average amount of time during which each dollar of principal on a receivable is outstanding.

The rate of prepayments on the Receivables may be influenced by a variety of economic, social and other factors, including the fact that an Obligor may not sell or transfer a Financed Vehicle without the consent of Ford Credit. Ford Credit believes that the actual rate of prepayments will result in a substantially shorter weighted average life than the scheduled weighted average life of 27.11 months. Based on the historical performance of Ford Credit's portfolio of U. S. retail installment sale contracts for new and used automobiles and light trucks (including previously sold contracts which Ford Credit continues to service), the average effective term of such contracts in approximately two-thirds of their scheduled contractual term.

As of December 31, 1993, the pool consisted of 109,920 Receivables, of which 2,133, representing payments of $902,206, were delinquent 30 - 59 days; 145, representing payments of $115,148, were delinquent 60 - 89 days; 14, representing payments of $46,980, were delinquent 90 - 119 days; and 5, representing payments of $13,693 were delinquent over 120 days.

Additional information concerning the pool balance, payment of principal and interest, prepayments, the servicing fee, the weighted average maturity and seasoning, the pool factor, the remaining limited guaranty amount and other information relating to the pool of Receivables may be obtained in the monthly reports provided to Chemical Bank by Ford Credit as Servicer (Exhibits 19-B through 19-M).

ITEM 3.  LEGAL PROCEEDINGS

Nothing to report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Nothing to report.
                               ITEM II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

There were 55 Class A Certificateholders as of March 3, 1994. There is no established public trading market for the Certificates.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Nothing to report.

                               PART III

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

                                       (3) Amount and
                                           nature of
               (2) Name and Address        beneficial
(1) Title of       of beneficial            ownership    (4) Percent
    of Class       owner*                  (in thousands)    of Class
- ----------------------------------------------------------------------
4.85% Asset       Bankers Trust Company    $185,250            13.0%
Backed            16 Wall Street
Certificates,     New York, NY 10015
Class A

4.85% Asset       The Chase Manhattan      $209,000            14.6%
Backed              Bank, N. A.
Certificates,     1 Chase Manhattan Plaza
Class A           New York, NY 10081

4.85% Asset       Citibank N. A.           $87,400              6.1%
Backed            111 Wall Street
Certificates,     New York, NY  10043
Class A

4.85% Asset       Continental Bank         $166,900            11.7%
Backed              National Association
Certificates,       Trust
Class A           c/o ADP Proxy Services
                  51 Mercedes Way
                  Edgewood, NY  11717

4.85% Asset       Chemical Bank            $280,123            19.6%
Backed            270 Park Avenue
Certificates,     31st Floor
Class A           New York, NY 10017

4.85% Asset       Shawmut Bank             $ 85,000             5.9%
Backed              Connecticut, N. A./
Certificates,       Investment Dealer
Class A           777 Main Street, MSN 371
                  New York, NY  06115

*As of March 3, 1994

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Nothing to report.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K.

   (a)3.  Exhibits

Designation      Description                 Method of Filing
- -----------      -----------                 ----------------

Exhibit 3-A      Restated Certificate of     Filed as Exhibit 3.1 to
                 Incorporation of Ford       Ford Credit Auto
                 Credit Auto Receivables     Receivables Corporation's
                 Corporation.                Registration Statement on
                                             Form S-1 (33-39027) and
                                             incorporated herein by
                                             reference.

Exhibit 3-B      By-Laws of Ford Credit      Filed as Exhibit 3.2 to
                 Auto Receivables Corpora-   Ford Credit Auto Receiv-
                 tion.                       ables Corporation's
                                             Registration Statement on
                                             Form S-1 (No. 33-39027)
                                             and incorporated herein
                                             by reference.

Exhibit 4-A      Form of Pooling and         Filed as Exhibit 4 to
                 Servicing Agreement dated   Ford Credit 1993-A
                 as of January 1, 1993       Grantor Trust's Current
                 between Ford Credit Auto    Report on Form 8-K dated
                 Receivables Corporation,    February 3, 1993 and
                 as seller, Ford Credit as   incorporated herein by
                 Servicer and Chemical Bank  reference.
                 as Trustee.

Exhibit 4-B      Prospectus dated January    Filed as Exhibit 28 to
                 26, 1993, relating to sale  Ford Credit 1993-A
                 of Ford Credit 1993-A       Grantor Trust's Current
                 Grantor Trust 4.85% Asset   Report on Form 8-K dated
                 Backed Certificates.        February 3, 1993 and
                                             incorporated herein by
                                             reference.

Exhibit 19-A     Selected Information        Filed with this report.
                 Relating to the Receivables.

Exhibit 19-B     Report for the month ended  Filed as Exhibit 28 to
                 January 31, 1993 provided   Ford Credit 1993-A
                 to Chemical Bank, as        Grantor Trust's Current
                 Trustee under Ford Credit   Report on Form 8-K dated
                 1993-A Grantor Trust.       February 15, 1993 and
                                             incorporated herein by
                                             reference.

Exhibit 19-C Report for the month ended Filed as Exhibit 28 to February 28, 1993 provided Ford Credit 1993-A
                 to Chemical Bank, as        Grantor Trust's Current
                 Trustee under Ford Credit   Report on Form 8-K dated
                 1993-A Grantor Trust.       March 15, 1993 and
                                             incorporated herein by
                                             reference.

Exhibit 19-D     Report for the month ended  Filed as Exhibit 28 to
                 March 31, 1993 provided     Ford Credit 1993-A
                 to Chemical Bank, as        Grantor Trust's Current
                 Trustee under Ford Credit   Report on Form 8-K dated
                 1993-A Grantor Trust.       April 15, 1993 and
                                             incorporated herein by
                                             reference.

Exhibit 19-E     Report for the month ended  Filed as Exhibit 28 to
                 April 30, 1993 provided     Ford Credit 1993-A
                 to Chemical Bank, as        Grantor Trust's Current
                 Trustee under Ford Credit   Report on Form 8-K dated
                 1993-A Grantor Trust.       May 17, 1993 and
                                             incorporated herein by
                                             reference.

Exhibit 19-F     Report for the month ended  Filed as Exhibit 28 to
                 May 31, 1993 provided       Ford Credit 1993-A
                 to Chemical Bank, as        Grantor Trust's Current
                 Trustee under Ford Credit   Report on Form 8-K dated
                 1993-A Grantor Trust.       June 15, 1993 and
                                             incorporated herein by
                                             reference.

Exhibit 19-G     Report for the month ended  Filed as Exhibit 28 to
                 June 30, 1993 provided      Ford Credit 1993-A
                 to Chemical Bank, as        Grantor Trust's Current
                 Trustee under Ford Credit   Report on Form 8-K dated
                 1993-A Grantor Trust.       July 15, 1993 and
                                             incorporated herein by
                                             reference.

Exhibit 19-H     Report for the month ended  Filed as Exhibit 19 to
                 July 31, 1993 provided      Ford Credit 1993-A
                 to Chemical Bank, as        Grantor Trust's Current
                 Trustee under Ford Credit   Report on Form 8-K dated
                 1993-A Grantor Trust.       August 16, 1993 and
                                             incorporated herein by
                                             reference.

Exhibit 19-I     Report for the month ended  Filed as Exhibit 19 to
                 August 31, 1993 provided    Ford Credit 1993-A
                 to Chemical Bank, as        Grantor Trust's Current
                 Trustee under Ford Credit   Report on Form 8-K dated
                 1993-A Grantor Trust.       September 15, 1993 and
                                             incorporated herein by
                                             reference.

Exhibit 19-J Report for the month ended Filed as Exhibit 19 to September 30, 1993 provided Ford Credit 1993-A
                 to Chemical Bank, as        Grantor Trust's Current
                 Trustee under Ford Credit   Report on Form 8-K dated
                 1993-A Grantor Trust.       October 15, 1993 and
                                             incorporated herein by
                                             reference.

Exhibit 19-K     Report for the month ended  Filed as Exhibit 19 to
                 October 31, 1993 provided   Ford Credit 1993-A
                 to Chemical Bank, as        Grantor Trust's Current
                 Trustee under Ford Credit   Report on Form 8-K dated
                 1993-A Grantor Trust.       November 15, 1993 and
                                             incorporated herein by
                                             reference.

Exhibit 19-L Report for the month ended Filed as Exhibit 19 to November 30, 1993 provided Ford Credit 1993-A
                 to Chemical Bank, as        Grantor Trust's Current
                 Trustee under Ford Credit   Report on Form 8-K dated
                 1993-A Grantor Trust.       December 15, 1993 and
                                             incorporated herein by
                                             reference.

Exhibit 19-M Report for the month ended Filed as Exhibit 19 to December 31, 1993 provided Ford Credit 1993-A
                 to Chemical Bank, as        Grantor Trust's Current
                 Trustee under Ford Credit   Report on Form 8-K dated
                 1993-A Grantor Trust.       January 12, 1994 and
                                             incorporated herein by
                                             reference.

  (b) REPORTS ON FORM 8-K

The Ford Credit 1993-A Grantor Trust filed a Current Report on Form 8-K dated February 3, 1993 regarding the pool of Receivables in the Trust and the servicing thereof as described in the Pooling and Servicing Agreement dated as of January 1, 1993 among Ford Credit Auto Receivables Corporation, as Seller, Ford Motor Credit Company, as Servicer and Chemical Bank, as Trustee filed as Exhibit 4, and the Prospectus dated January 26, 1993 relating to the issuance of $1,430,273,381.89 aggregate principal amount of Ford Credit 1993-A Grantor Trust 4.85% Asset Backed Certificates, Class A filed as
Exhibit 99.


Also, see Exhibits 19-B through 19-M.


                             SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FORD CREDIT 1993-A GRANTOR TRUST
                                   --------------------------------
                                             (Registrant)



March 18, 1994                     By: /s/Richard P. Conrad
                                       -----------------------------
                                       Richard P. Conrad
                                       (Assistant Secretary of Ford Credit
                                       Auto Receivables Corporation
                                       originator of Trust)

                          EXHIBIT INDEX

Exhibit
Number           Description of Exhibit                Page
- -------          ----------------------                ----

Exhibit 3-A      Restated Certificate of                 *
                 Incorporation of Ford
                 Credit Auto Receivables
                 Corporation.

Exhibit 3-B      By-Laws of Ford Credit                  *
                 Auto Receivables Corpora-
                 tion.

Exhibit 4-A      Form of Pooling and                     *
                 Servicing Agreement dated
                 as of January 1, 1993
                 between Ford Credit Auto
                 Receivables Corporation,
                 as seller, Ford Credit as
                 Servicer and Chemical Bank
                 as Trustee.

Exhibit 4-B      Prospectus dated January                *
                 26, 1993, relating to sale
                 of Ford Credit 1993-A
                 Grantor Trust 4.85% Asset
                 Backed Certificates.


Exhibit 19-A     Selected Information              Filed with this Report.
                 Relating to the Receivables.

Exhibit 19-B     Report for the month ended              *
                 January 31, 1993 provided
                 to Chemical Bank, as
                 Trustee under Ford Credit
                 1993-A Grantor Trust.

Exhibit 19-C     Report for the month ended              *
                 February 28, 1993 provided
                 to Chemical Bank, as
                 Trustee under Ford Credit
                 1993-A Grantor Trust.

Exhibit 19-D     Report for the month ended              *
                 March 31, 1993 provided
                 to Chemical Bank, as
                 Trustee under Ford Credit
                 1993-A Grantor Trust.

Exhibit 19-E     Report for the month ended              *
                 April 30, 1993 provided
                 to Chemical Bank, as
                 Trustee under Ford Credit
                 1993-A Grantor Trust.

Exhibit 19-F     Report for the month ended              *
                 May 31, 1993 provided
                 to Chemical Bank, as
                 Trustee under Ford Credit
                 1993-A Grantor Trust.

Exhibit 19-G     Report for the month ended              *
                 June 30, 1993 provided
                 to Chemical Bank, as
                 Trustee under Ford Credit
                 1993-A Grantor Trust.

Exhibit 19-H     Report for the month ended              *
                 July 31, 1993 provided
                 to Chemical Bank, as
                 Trustee under Ford Credit
                 1993-A Grantor Trust.

Exhibit 19-I     Report for the month ended              *
                 August 31, 1993 provided
                 to Chemical Bank, as
                 Trustee under Ford Credit
                 1993-A Grantor Trust.

Exhibit 19-J     Report for the month ended              *
                 September 30, 1993 provided
                 to Chemical Bank, as
                 Trustee under Ford Credit
                 1993-A Grantor Trust.

Exhibit 19-K     Report for the month ended              *
                 October 31, 1993 provided
                 to Chemical Bank, as
                 Trustee under Ford Credit
                 1993-A Grantor Trust.

Exhibit 19-L     Report for the month ended              *
                 November 30, 1993 provided
                 to Chemical Bank, as
                 Trustee under Ford Credit
                 1993-A Grantor Trust.

Exhibit 19-M     Report for the month ended              *
                 December 31, 1993 provided
                 to Chemical Bank, as
                 Trustee under Ford Credit
                 1993-A Grantor Trust.
- ------------------
* Previously filed.